Form 10-K
period 1997-12-31
BA MORTGAGE SECURITIES INC MORT PS THR CERT SER 1997-2
filed 1998-03-31
CIK 1058271

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 1997

                         Commission file number:  333-34225

                             BA MORTGAGE SECURITIES, INC.
           (as the Depositor (the "Depositor"), Bank of America, Federal Savings Bank and Bank of America National Trust and Savings Association, as master servicers (together the "Master Servicers", and Bankers Trust Company of California, N.A., as trustee (the "Trustee") under the Pooling and Servicing Agreement, dated as of September 1, 1997, providing for the issuance of the Mortgage Pass-Through Certificates, Series 1997-2).

                             BA MORTGAGE SECURITIES, INC.
            (Exact name of Registrant as specified in its Charter)

           DELAWARE                                    94-324470
           (State or other jurisdiction                (I.R.S. Employer
           incorporation or organization)              Identification Number)

           345 MONTGOMERY STREET,
           LOWER LEVEL #2, UNIT #8152
           SAN FRANCISCO, CALIFORNIA                   94104
           (Address of principal executive offices)    (Zip Code)

            Registrant's telephone number, including area code:
                               (415) 622-3676

          Securities registered pursuant to Section 12(b) of the Act:
                               NOT APPLICABLE.

          Securities registered pursuant to Section 12(g) of the Act:
                               NOT APPLICABLE.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ].

     Aggregate market value of voting stock held by non-affiliates of the Registrant as of December 31, 1997: NOT APPLICABLE.

     Number of shares of common stock outstanding as of December 31, 1997: NOT APPLICABLE.

     DOCUMENTS INCORPORATED BY REFERENCE

     Documents in Part I and Part IV incorporated herein by reference are as follows:

     Pooling and Servicing Agreement of Registrant dated as of September 1, 1997 (hereby incorporated herein by reference as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on September 30, 1997).

     Documents in Part II and Part IV incorporated herein by reference are as follows:

     Monthly Report to Certificateholders as to distributions made on October 27, 1997, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on November 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on December 26, 1997, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on January 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on February 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on March 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.


     PART I

     ITEM 1.  Business.

     The trust fund (the "Trust") was created pursuant to a Pooling and Servicing Agreement dated as of September 1, 1997 (the "Pooling and Servicing Agreement") among BA Mortgage Securities, Inc. as the Depositor (the "Depositor"), Bank of America, Federal Savings Bank and Bank of America National Trust and Savings Association, as master servicers (together the "Master Servicers", and Bankers Trust Company of California, N.A., as trustee (the "Trustee") under the Pooling and Servicing Agreement, dated as of September 1, 1997, providing for the issuance of the Mortgage Pass-Through Certificates, Series 1997-2)

     The Series 1997-2 Mortgage Pass-Through Certificates (the "Certificates" will evidence the entire beneficial ownership interest in a trust fund (the "Trust Fund") consisting primarily of a pool of conventional, fixed-rate, one- to four-family first mortgage loans (the "Mortgage Loans" to be deposited by BA Mortgage Securities, Inc. (the "Depositor") into the Trust Fund for the benefit of the Certificateholders. Only Class IA-2, Class IA-3, Class IA-4, Class IA-5, Class IA-6, Class IA-7, Class IA-8, Class IIA-1, Class IIA-2, Class IIA-3, Class IIA-4, Class IIA-5, Class I-X, Class II-X, Class M, Class B-1, Class B-2, Class R-I, and Class R-II (the "Offered Certificates") are offered hereby.

     Information with respect to the business of the Trust would not be meaningful because the only "business" of the Trust is the collection on the Mortgage Loans and distribution of payments on the Certificates to Certificateholders. This information is accurately summarized in the Monthly Reports to Certificateholders, which are filed on Form 8-K. There is no additional relevant information to report in response to Item 101 of Regulation S-K.

     ITEM 2.  Properties.

     The Depositor owns no property. The Mortgage Pass-Through Certificates, Series 1997-2, in the aggregate, represent the beneficial ownership in a Trust consisting primarily of the Mortgage Loans. The Trust will acquire title to real estate only upon default of the mortgagors under the Mortgage Loan. Therefore, this item is inapplicable.

     ITEM 3.  Legal Proceedings.

     None.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.


     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Mortgage Pass-Through Certificates, Series 1997-2, represent, in the aggregate, the beneficial ownership in a trust fund consisting primarily of the Mortgage Loans. The Certificates are owned by Certificateholders as trust beneficiaries. Strictly speaking, the Registrant has no "common equity," but for purposes of this Item only, the Registrant's Mortgage Pass-Through Certificates, Series 1997-2 are treated as "common equity."

     (a) Market Information. There is no established public trading market for the Registrant's Certificates. The Registrant believes the Certificates are traded primarily in intra-dealer markets and non-centralized inter-dealer markets.

     (b) Holders. The number of registered holders of all classes of Certificates on December 31, 1997 was: [Participant listings for Cede & Co Fast, as a representative nominee for Class IA-2, Class IA-3, Class IA-4, Class IA-5, Class IA-6, Class IA-7, Class IA-8, Class IIA-1, Class IIA-2, Class IIA-3, Class IIA-4, Class IIA-5, Class I-X, Class II-X, Class M, Class B-1, and Class B-2 were unavailable from The Depository Trust Company. Total number of registered holders of all classes of Certificates will be reported on Form 10-K/A once participant listings become available].

     (c) Dividends. Not applicable. The information regarding dividends required by sub-paragraph (c) of Item 201 of Regulation S-K is inapplicable because the Trust does not pay dividends. However, information as to distribution to Certificateholders is provided in the Monthly Reports to Certificateholders for each month of the fiscal year in which a distribution to Certificateholders was made.

     ITEM 6.  Selected Financial Data.

     Not Applicable. Because of the limited activities of the Trust, the Selected Financial Data required by Item 301 of Regulation S-K does not add relevant information to that provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable. The information required by Item 303 of Regulation S-K is inapplicable because the Trust does not have management per se, but rather the Trust has a Trustee who causes the preparation of the Monthly Reports to Certificateholders. The information provided by the Monthly Reports to Certificateholders, which are filed on a monthly basis on Form 8-K, does provide the relevant financial information regarding the financial status of the Trust.

     ITEM 8.  Financial Statements and Supplementary Data.

     Monthly Report to Certificateholders as to distributions made on October 27, 1997, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on November 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on December 26, 1997, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on January 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on February 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on March 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Annual Statements of Compliance by the Master Servicer dated March 31,
     1998.

     Independent Accountant's Report on Servicer's will be subsequently filed on Form 8.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.  The Trust does not have officers or directors.
     Therefore, the information required by items 401 and 405 of Regulation S-K are inapplicable.

     ITEM 11.  Executive Compensation.

     Not Applicable. The Trust does not have officers or directors to whom compensation needs to be paid. Therefore, the information required by item 402 of regulation S-K is inapplicable.

     ITEM 12.  Security Ownership of Certain Beneficial Owners and Management.

     (a) Security ownership of certain beneficial owners. Under the Pooling and Servicing Agreement governing the Trust, the holders of the Certificates generally do not have the right to vote and are prohibited from taking part in management of the Trust. For purposes of this Item and Item 13 only, however, the Certificateholders are treated as "voting security" holders.

     As of December 31, 1997, the following are the only persons known to the Registrant to be the beneficial owners of more than 5% of any class of voting securities: [Participant listings for Cede & Co
     Fast, as a representative nominee for Class IA-2, Class IA-3, Class IA-4, Class IA-5, Class IA-6, Class IA-7, Class IA-8, Class IIA-1, Class IIA-2, Class IIA-3, Class IIA-4, Class IIA-5, Class I-X, Class II-X, Class M, Class B-1, and Class B-2 were unavailable from The Depository Trust Company. Total number of registered holders of all classes of Certificates will be reported on Form 10-K/A once participant listings become available].


Teachers Insurance and Annuity
Asssociation of America
730 Third Avenue, 7th Floor
Susan Goodman, Esq. TIAA-CREF
New York, New York  10017
Series 1997-2
Class IA-1
100%

Ailesbury Finance
1912 Capitol Avenue, Suite 406
Cheyenne, WY  82001
Series 1997-2
Class R-I
99.9%

Ailesbury Finance
1912 Capitol Avenue, Suite 406
Cheyenne, WY  82001
Series 1997-2
Class R-II
99.9%

DLJ Mortgage Capital Inc.
Attn: Paul N. Najarian
277 Park Avenue
New York, New York  10172
Series 1997-2
Class B-3
100%

DLJ Mortgage Capital
525 Washington Blvd.
Jersey City, NJ  07310
Series 1997-2
Class B-4
100%

DLJ Mortgage Capital Inc.
Attn: Paul N. Najarian
277 Park Avenue
New York, New York  10172
Series 1997-2
Class B-5
100%


     (b) Security ownership of management. Not Applicable. The Trust does not have any officers or directors. Therefore, the information required by Item 403 of Regulation S-K is inapplicable.

     (c) Changes in control. Not Applicable. Since Certificateholders do not possess, directly or indirectly, the power to direct or cause the direction of the management and policies of the Trust, other than in respect to certain required consents regarding any amendments to the Pooling and Servicing Agreement, the information requested with respect to item 403 of Regulation S-K is inapplicable.

     ITEM 13.  Certain Relationships and Related Transactions.

     (a) Transactions with management and others. Registrant knows of no transaction or series of transactions during the fiscal year ended December 31, 1997, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000 involving the Registrant in which the Certificateholders identified in Item 12(a) had or will have a direct or indirect material interest. There are no persons of the types described in Item 404(a)(1),(2) and (4) of Regulation S-K, however, the information required by Item 404(a)(3) of Regulation S-K is hereby incorporated by reference in Item 12 herein.

     (b)  Certain business relationships.  None.

     (c) Indebtedness of management. Not Applicable. The Trust does not have management consisting of any officers or directors. Therefore, the information required by item 404 of Regulation S-K is inapplicable.

     (d) Transactions with promoters. Not Applicable. The Trust does not use promoters. Therefore, the information required by item 404 of Regulation S-K is inapplicable.


     PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form
     8-K.

     (a)  The following is a list of documents filed as part of this report:

     EXHIBITS

     Monthly Report to Certificateholders as to distributions made on October 27, 1997, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on November 25, 1997, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on December 26, 1997, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on January 26, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on February 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on March 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Annual Statements of Compliance by the Master Servicer dated March 31,
     1998.

     Independent Accountant's Report on Servicer's servicing activities is not currently available and will be subsequently filed on Form 8.

     (b) The following Reports on Form 8-K were filed during the last quarter of the period covered by this Report:

     Monthly Report to Certificateholders as to distributions made on January 26, 1998 filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on February 25, 1998 filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     Monthly Report to Certificateholders as to distributions made on March 25, 1998, and filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     (c) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (d) Not Applicable. The Trust does not have any subsidiaries or affiliates. Therefore, no financial statements are filed with respect to subsidiaries or affiliates.

     Supplemental information to be furnished with reports filed pursuant to
     Section 15(d) by registrants which have not registered securities pursuant to Section 12 of the Act.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.


                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             By: Bankers Trust Company of California, N.A. not in its individual capacity but solely as a duly authorized agent of the Registrant pursuant to the Pooling and Servicing Agreement, dated as of September 1, 1997.


                             By:  /s/Judy L. Gomez
                             Judy L. Gomez
                             Assistant Vice President

     Date:  March 31, 1998


     EXHIBIT INDEX

     Exhibit Document

     1.1 Monthly Report to Certificateholders as to distributions made on October 27, 1997 filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     1.2 Monthly Report to Certificateholders as to distributions made on November 25, 1997 filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     1.3 Monthly Report to Certificateholders as to distributions made on December 26, 1997 filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     1.4 Monthly Report to Certificateholders as to distributions made on January 26, 1998 filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     1.5 Monthly Report to Certificateholders as to distributions made on February 25, 1998 filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     1.6 Monthly Report to Certificateholders as to distributions made on March 25, 1998 filed with the Securities and Exchange Commission on Form 8-K on March 31, 1998.

     1.7 Annual Statement of Compliance by the Master Servicer dated March 31, 1998.

     1.8 Annual Statement of Compliance by the Master Servicer dated March 31, 1998.

     1.9 The Pooling and Servicing Agreement of the Registrant dated as of September 1, 1997 (hereby incorporated herein by reference and filed as part of the Registrant's Current Report on Form 8-K filed with Securities and Exchange Commission on September 30, 1997).


OFFICER'S CERTIFICATE


Re:	BA Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series
1997-2  REMIC - Inv. No. S57-002



	Pursuant to Section 3.17 of the Pooling and Servicing Agreement dated as Of August 1, 1997 among BA Mortgage Securities, Inc., Bank of America, FSB Bank of America National Trust and Savings Association (the "Bank") and Bankers
Trust Company of California, N.A., the undersigned hereby certifies that (I) a review of the activities of the Bank during the year 1997 and of performance under said Agreement has been made under her supervision, and (II) to the best of her knowledge, based on such review, the Bank has fulfilled all its material obligations under said Agreement in all material aspects throughout such year.



Bank of America National Trust and Savings Association
Authorized Signature


/S/
							Date:    March 31, 1998
Deborah Howard
Group Operations Manager


OFFICER'S CERTIFICATE


Re:	BA Mortgage Securities, Inc. Mortgage Pass-Through Certificates, Series
1997-2  REMIC



	Pursuant to Section 3.17 of the Pooling and Servicing Agreement dated as Of August 1, 1997 among BA Mortgage Securities, Inc., Bank of America, FSB Bank of America National Trust and Savings Association (the "Bank") and Bankers
Trust Company of California, N.A., the undersigned hereby certifies that (I) a review of the activities of the Bank during the year 1997 and of performance under said Agreement has been made under her supervision, and (II) to the best of her knowledge, based on such review, the Bank has fulfilled all its material obligations under said Agreement in all material aspects throughout such year.



Bank of America, Federal Savings Bank
Authorized Signature

/S/

							Date:    March 31, 1998
Sean Clevenger
Vice President